Form 10QSB
period 1999-03-31
NORTHPORT INDUSTRIES INC
filed 1999-05-18
CIK 1081112

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.  0-25517
                                      -------

                    NORTHPORT INDUSTRIES, INC.
                -----------------------------------
          (Name of Small Business Issuer in its Charter)

       NEVADA                                              93-0947269
-------------------------------                   --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                    Spur 239 & Alderete Road
                      Del Rio, Texas 78840

                         P. O. Box 1428
                      Del Rio, Texas 78841
                   -------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (830) 775-0734

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 31, 1999

                         Common - 5,194,169 shares*
                         Preferred - 405,921 shares

* Includes 367,500 shares which the Company has acquired, but which have not been canceled.

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                    NORTHPORT INDUSTRIES, INC.
                         BALANCE SHEET
                         March 31, 1999
          ASSETS
Current Assets
     Cash                                       $    8,413
     Accounts receivable                           367,501
     Inventory                                     347,555
     Other                                          71,604
          Total Current Assets                     795,073
Property and Equipment, net of $122,677
          accumumlated depreciation                639,686

Patent                                             308,669
          TOTAL ASSETS                          $1,743,428

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
     Current portion of installment debt        $   12,504
     Bank Credit line payable                      105,113
     Accounts payable                              310,820
     Accrued expenses                               77,139
     Income Tax payable                             46,118
          Total Current Liabilities                551,694
Long-Term  debt
     Due to related parties                         89,115
     Installment debt                               25,884
          Total Liabilities                        666,693

Redeemable Common stock, 80,400 shares             181,513

Stockholders' Equity
    Redeemable preferred stock, $.25 par value,
     12,500,000 shares authorized, 405,921 shares
     issued and outstanding                          1,542
    Common stock,  $.001 par value, 25,000,000
     shares authorized, 5,194,169
     shares issued and outstanding                   5,194
     Paid in capital                             1,539,199
     Retained <deficit>                           (734,096)
     Current Earnings                               83,383
          Total Stockholders' Equity               895,222
          TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY               $1,743,428

                        NORTHPORT INDUSTRIES, INC.
                             INCOME STATEMENTS
                THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                 UNAUDITED
                                              1999            1998
REVENUES
SALES
  Sales of products                       $1,279,953     $  990,739

Cost of Sales                              1,034,277        782,860
  Gross Margin (deficit)                     245,676        207,879

OPERATING EXPENSES
  Selling                                     14,395         13,337
  General and Administrative                 100,689        108,097
  Depreciation                                 5,092          3,539
  Interest                                       750           (800)
  Bad debts                                      -              -
     Total operating expenses                120,926        124,173

     Net Income (loss) before taxes          124,750         83,706

Income Taxes-Provision                        41,367            -

     NET INCOME (LOSS)                    $   83,383     $   83,706

                        NORTHPORT INDUSTRIES, INC.
                         STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 1999
                                             1999         1998
Cash Flows Used by Operating Activities
  Net Income (loss)                         $   83,383    $   83,706
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation                             $   15,947    $   14,882
     Changes in net assets and liabilities
        Accounts receivable                   (145,030)     (275,027)
        Inventory                               (9,756)        4,274
        Prepaid expenses                       (15,414)      (17,176)
        Accounts Payable                        28,958       128,266
        Accrued expenses                        19,497        46,064
        Income Taxes Payable                    41,367             0
Net Cash Used By Operating Activities       $   18,952    $  (15,011)

Cash Flows Used By Investing Activities
  Purchases of property and equipment       $  (17,668)   $  (50,039)

Cash Flows from Financing Activities
  Sale of Common Stock                      $        0    $   15,000
  Proceeds from advances by stockholders             0        70,000
  Payments of installment debt                  (4,909)            0
Net Cash Flows from Financing Activities    $   (4,909)   $   85,000

   Net increase (decrease) in cash          $   (3,625)   $   19,950
Cash Balance
   At beginning of year                     $   12,038    $   33,796
   At End of March 31, 1999                 $    8,413    $   53,746

                        NORTHPORT INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                     THREE MONTHS ENDED MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Northport Industries, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

     The Company will be adding two new significant customers within the next 12 months, W.E.T. Automotive Systems and Elastomeros Technicos Mundiales S.A. de C.V. ("ETM").

     The Company in the next 12 months expects to grow from $3,366,892 to over $6,000,000 in revenues. The cut and sew division will continue to grow over the next twelve months from $1,543,280 to $2,500,000 in revenues; this growth will be primarily additional business from the Evenflo. The Company anticipates that the automotive division will grow from $1,543,280 to $3,000,000 in revenues; this growth will be in electric harnesses for heated seats for cars. W.E.T. Automotive Systems, a new customer and the largest supplier of heated seats to the automotive industry, with approximately 80% of the North American market, will be the entity the Company will be supplying with electric harnesses. Another new customer is ETM; the Company will be producing both rubber and plastic parts for use by Volkswagen. In addition, the Company will be wrapping gear shift handles and sewing gear shift boots for May & Scofield, for end use by Chrysler and Saturn; and, Regal Plastics for end use by General Motors. Management expects that the remainder of the growth will be from sewing high fashion luggage and bags for the Linda Jones Collection and Martha Elizabeth.

     During the next 12 months, the Company's foreseeable cash requirements will be met by internal cash flow from profits and bank or commercial financing. The Company has a loan based on 70% of receivables and 50% of finished goods inventory, and currently has no plans to raise additional funds over the next 12 months.

     The Company plans on continuing to do research in the "JOH Rubber" area, primarily in the composite polymoric material in either thermosetting or thermoplastic. The nature of the research is confidential and can not be discussed in a public document. The new technology, if successful, will provide a better sealing, lighter weight, lower noise and less costly product for automotive power trains.

     The Company will also be developing, with Evenflo, a booster seat for children weighing between 40 to 80 pounds. This product will be developed to meet the new automotive safety requirements for juveniles.

     The Company also plans on upgrading its auto CAD (computer aided design) system at an approximate cost of $25,000, in addition to improving its manufacturing plant at a cost of $250,000.

     The Company has the option to purchase the facility in Allende within the next 14 months, or until the end of February 2000; however, there are no plans at this time to purchase this facility. The purchase price under the option is $850,000, with all lease monies paid being credited to the purchase price.

     The Company is investigating the possibility of purchasing its own embroidery equipment at an approximate cost of $25,000.

     The Company also expects its work force to grow by 10% over the next 12 months.

     The Company is consolidating its three facilities in Ciudad Acuna into one 60,000 (approximately) square foot building. This will give the Company approximately 9,000 additional square feet at a lower monthly rate. The Company also believes that there will be additional cost savings realized by this move in the more efficient utilization of indirect personnel.

Results of Operations.
----------------------

     At March 31, 1999, the Company had $1,743,428 in assets and $848,206 in liabilities. The Company had $1,279,953 revenues for the three months ended March 31, 1999, with $1,034,277 in cost of goods sold with $120,926 in expenses for a net income of $83,383; compared to revenues of $990,739 in revenues for the three months ended March 31, 1998, with $782,860 in cost of goods sold with in $124,173 expenses for a net income of $83,706.

Liquidity
---------

     At March 31, 1999, the Company had $795,073 in current assets, with total current liabilities of $551,694. Total stockholder's equity was $895,222.
The Company secured a revolving line of credit from Del Rio National Bank on October 27, 1998; this line matured on April 25, 1999, and the Company is in discussions to expand this credit line availability. The Company has three notes payable, two to GMAC for two Chevrolet vans totaling $31,490 with monthly payments of $1,056 until December 2000; and one to Clark Credit for a forklift for $11,807 with monthly payments of $573 until September 2000. The Company also has related party debt which consists of $33,528 to Fairfax and $28,471 to Robert L. Michelini, the Company's President.

         Mexican law requires, in addition to federal payroll taxes, termination pay for employees who are laid off. Such payment is based on a formula including pay rate and years of service. The Company has not set up a reserve for such payments, contending that they are unlikely to ever be due. If an employee quits, he or she is not entitled to any such termination pay. The Company estimates its maximum theoretical exposure to such a liability, as if all employees had been laid off on December 31, 1998, at $150,000.

Year 2000
---------

         The Company has been advised by BusinessVision Management Systems, Inc., who is the supplier of the Company's management systems and accounting software, that it is Year 2000 compliant in all areas.

         BusinessVision Management Systems has not agreed to pay for any expenses that might be caused if the Company is not compliant. They have provided the Company with a letter informing the Company that they have developed an "update" that ensures that all BusinessVision products are Year 2000 compliant in all areas. The Company has installed the "update."

         The Company can give no assurance that third parties with whom it does business (e.g., banks and utilities) will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on the Company. However, the Company does not believe that Year 2000 compliance issues of such third parties will result in a material adverse effect on its financial condition or results of operations.

         The Company has received compliance letter from its bank and all of its major suppliers respecting Year 2000 compliance. Management does not believe that Year 2000 compliance issues will have any material adverse effect on it financial condition or results of operations.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the first quarter of the calendar year covered by this Report or during the two previous calendar years.

Item 5.   Other Information.

         None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORTHPORT INDUSTRIES, INC.

Date: 5/17/99                            By:/s/Robert L. Michelini
                                             ------------------------
                                             Robert L. Michelini, Director
                                             and President

Date: 5/17/99                            By:/s/Matt Baumgartner
                                             ------------------------
                                             Matt Baumgartner, Director
                                             Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                         NORTHPORT INDUSTRIES, INC.

Date: 5/17/99                            By:/s/Robert L. Michelini
                                             ------------------------
                                             Robert L. Michelini, Director
                                             and President


Date: 5/17/99                            By:/s/Matt Baumgartner
                                             ------------------------
                                             Matt Baumgartner, Director
                                             Secretary


Date: 5/17/99                            By:/s/Len Baker
                                             ---------------------------
                                             Len Baker, Treasurer, Assistant
                                             Secretary

Date: 5/17/99                            By:/s/Fernando Gonzales Garza
                                             ---------------------------
                                             Fernando Gonzales Garza
                                             Director

Date: 5/17/99                            By:/s/Bradley D. Osgood
                                             ---------------------------
                                             Bradley D. Osgood, Director