Form 10QSB
period 1999-06-30
NORTHPORT INDUSTRIES INC
filed 1999-08-30
CIK 1081112

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999
                           -------------

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

                              August 17, 1999

                         Common - 5,309,402 shares
                         Preferred - 405,922 shares

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

                       NORTHPORT INDUSTRIES, INC.
                             BALANCE SHEETS
                              June 30, 1999
    ASSETS
Current Assets
    Cash                                        $           4,688.00
    Accounts receivable                         $         596,880.00
    Inventory                                   $         365,105.00
    Other                                       $         145,531.00
      Total Current Assets                      $       1,112,204.00

Property and Equipment, net of $163,566
    accumulated depreciation                    $         623,051.00

Patent                                          $         301,320.00
        TOTAL ASSETS                            $       2,036,575.00


LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
    Current portion of installment debt         $           8,586.00
    Bank Credit Line Payable                    $         276,197.00
    Note Payable- Del Rio Nat'l Bank            $          50,000.00
    Accounts payable                            $         329,181.00
    Accrued expenses                            $         114,349.00
    Income Tax Payable                          $          46,818.00
     Total Current Liabilities                  $         825,131.00

Long-Term installment debt                      $          85,816.00
    Due to Related Parties                      $          18,057.00
     Total Liabilities                          $         929,004.00
Redeemable Common stock, 60,400 shares          $         159,792.00

Stockholders' Equity
    Preferred stock, no par value,
    12,500,000 shares authorized, 5,921
    shares issued and outstanding               $           1,542.00
    Common stock, $.001 p r value, 25,000,000
    shares authorized, 5,200,002 shares issued
    and outstanding                             $           5,194.00
    Paid in capital                             $       1,539,199.00
    Retained <deficit>                          $        (737,636.00)
    Current Earnings                            $         139,480.00
      Total Stockholders' Equity                $       1,107,571.00
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $       2,036,575.00

                       NORTHPORT INDUSTRIES, INC.
                            INCOME STATEMENT
                        SIX MONTHS ENDED JUNE 1999
                                UNAUDITED
    REVENUES                              1999           1998
$ALES
    Sales of products                 $ 2,442,891.00   $2,131,655.00
    License fee revenue               $         -      $        -

        Total Revenue                 $ 2,442,891.00   $2,131,655.00

Cost of Sales                         $ 1,952,585.00   $1,493,052.00
    Gross Margin <deficit>            $   490,306.00   $  638,596.00

OPERATING EXPENSES
    Selling                           $    31,138.00   $   32,328.00
    General and administrative        $   213,622.00   $  236,571.00
    Depreciation                      $    58,159.00   $   30,411.00
    Interest                          $     5,840.00   $   14,832.00
    Bad debts                         $         -      $  139,623.00
        Total operating expenses      $   308,759.00   $  453,765.00

        Net Income (loss) before Taxes$   181,547.00   $  184,831.00

Income Taxes                          $    42,067.00

        NET INCOME (LOSS)             $   139,480.00   $  184,831.00

                            NORTHPORT INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOWS
                           6 MONTHS ENDED JUNE 30,1999
                                                 1999
Cash Flows Used By Operating
Activities
    Net income (loss)                      $        139,480.00
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Depreciation                        $         56,836.00
       Patent amortization                 $          7,349.00
       Redeemable shares accretion         $         21,721.00
          Expenses offset by contribution
          to equity
             Stockholder salary
             Stockholder loan interest
             Stockholder services
          Changes in net assets and liabilities
             Accounts receivable           $       (380,626.00)
             Inventory                     $        (27,306.00)
             Prepaid expenses              $      (101,007.00)
             Accounts payable              $         10,597.00
             Accrued expenses              $         56,707.00
             Income taxes payable          $         42,067.00
Net Cash Used By Operating Activities      $       (174,182.00)

Cash Flows Used By Investing Activities
    Purchases of property and equipment    $       (148,651.00)
    Deposits made                          $        (36,928.00)
Net Cash Used By Investing Activities      $       (185,579.00)

Cash Flows From Financing Activities       $       (359,761.00)
    Sale of common stock
    Collections of stock subscriptions
    Advances (net) on bank credit line
    Proceeds from advances by stockholders
    Proceeds from new installment debt     $        326,197.00
    Payments of installment debt           $         26,214.00
Net Cash From Financing Activities         $        352,411.00
       Net increase (decrease) in cash     $         (7,350.00)
Cash Balance
  - at beginning of year                   $          12,038.00
  - at end of June 30, 1999                $           4,688.00

                                NORTHPORT INDUSTRIES, INC.
                            NOTE TO FINANCIAL STATEMENTS
                                6 MONTHS END-JUNE 30, 1999

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Northport Industries, Inc have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (" SEC"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for interim periods are not necessarily of the results to be expected for the full year.


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

Results of Operations.
----------------------

     At June 30, 1999, the Company had $2,036,575 in assets and $929,004 in liabilities. The Company had $2,442,891 revenues for the six months ended June 30, 1999, with $1,952,585 in cost of goods sold with $308,759 in expenses for a net income after taxes of $139,480; compared to revenues of $2,131,655 for the six months ended June 30, 1998, with $1,493,059 in cost of goods sold with in $453,765 expenses for a net income of $184,831.

Liquidity
---------

     At June 30, 1999, the Company had $1,112,204 in current assets, with total current liabilities of $825,131. Total stockholder's equity was $1,107,571.

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

                                         NORTHPORT INDUSTRIES, INC.

Date: 8/26/99                            By:/s/Robert L. Michelini
                                             ------------------------
                                             Robert L. Michelini, Director
                                             and President

Date: 8/27/99                            By:/s/Matt Baumgartner
                                             ------------------------
                                             Matt Baumgartner, Director
                                             Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                         NORTHPORT INDUSTRIES, INC.

Date: 8/26/99                            By:/s/Robert L. Michelini
                                             ------------------------
                                             Robert L. Michelini, Director
                                             and President


Date: 8/27/99                            By:/s/Matt Baumgartner
                                             ------------------------
                                             Matt Baumgartner, Director
                                             Secretary


Date: 8/27/99                            By:/s/Len Baker
                                             ---------------------------
                                             Len Baker, Treasurer, Assistant
                                             Secretary

Date: 8/27/99                            By:/s/Fernando Gonzales Garza
                                             ---------------------------
                                             Fernando Gonzales Garza
                                             Director

Date:                                    By:/s/Bradley D. Osgood
                                             ---------------------------
                                             Bradley D. Osgood, Director