Form 10QSB
period 1999-09-30
NORTHPORT INDUSTRIES INC
filed 1999-11-22
CIK 1081112

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999
                           ------------------

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

                            November 22, 1999

                         Common - 5,309,402 shares
                         Preferred - 405,922 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                              See Item 6.

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

                       NORTHPORT INDUSTRIES, INC.
                             BALANCE SHEETS
                           September 30, 1999
    ASSETS
Current Assets
    Cash                                        $           7,589.00
    Accounts receivable                         $       1,217,606.00
    Inventory                                   $         341,188.00
    Other                                       $         389,889.00
      Total Current Assets                      $       1,956,272.00

Property and Equipment, net of $188,971
    accumulated depreciation                    $         602,054.00

Patent                                          $         293,970.00
        TOTAL ASSETS                            $       2,852,296.00


LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
    Current portion of installment debt         $           6,401.00
    Bank Credit Line Payable                    $       1,054,111.00
    Accounts payable                            $         442,455.00
    Accrued expenses                            $          63,008.00
    Income Tax Payable                          $          35,267.00
     Total Current Liabilities                  $       1,601,242.00

Long-Term installment debt                      $          76,685.00
    Due to Related Parties                      $          38,227.00
     Total Liabilities                          $       1,719,154.00

Redeemable Common stock, 60,400 shares          $         149,792.00

Stockholders' Equity
    Preferred stock, no par value,
    12,500,000 shares authorized, 5,921
    shares issued and outstanding               $           1,542.00
    Common stock, $.001 par value, 25,000,000
    shares authorized, 5,200,002 shares issued
    and outstanding                             $           5,194.00
    Paid in capital                             $       1,539,199.00
    Retained <deficit>                          $        (737,636.00)
    Current Earnings                            $         175,051.00
      Total Stockholders' Equity                $       1,133,142.00
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $       2,852,296.00

                       NORTHPORT INDUSTRIES, INC.
                            INCOME STATEMENT
                                UNAUDITED
                                         For the               For the
                                      Nine Months Ended   Three Months Ended
                                        September 30,       September 30,
    REVENUES                        1999         1998     1999        1998
$ALES
    Sales of products             $3,679,341  $2,796,015 $1,236,450 $664,360
    License fee revenue           $        -  $        - $        - $      -

        Total Revenue             $3,679,341  $2,796,015 $1,236,450 $664,360

Cost of Sales                     $2,987,622  $2,105,512 $1,035,037 $612,453
    Gross Margin <deficit>        $  691,719  $  690,503 $  201,413 $ 51,907

OPERATING EXPENSES
    Selling                       $   46,551  $   55,300 $   15,413 $ 22,972
    General and administrative    $  346,648  $  345,366 $  133,026 $108,795
    Depreciation                  $   76,286  $   55,222 $   18,127 $ 24,811
    Interest                      $   16,667  $   15,677 $   10,827 $    845
    Bad debts                     $        -  $  113,666 $        - $(25,957)
        Total operating expenses  $  486,152  $  585,231 $  177,393 $131,466

        Net Income (loss) before
        Taxes                     $  205,567  $  105,272 $   24,020 $(79,559)

Income Taxes                      $   30,516

        NET INCOME (LOSS)         $  175,051  $  105,272 $   24,020 $(79,559)

                            NORTHPORT INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOWS
                         9 MONTHS ENDED SEPTEMBER 30,1999
                                                 1999              1998

Cash Flows Used By Operating
Activities
    Net income (loss)                      $        175,051      $  95,863
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Depreciation                        $         76,216         55,427
       Patent amortization                 $         14,699
       Redeemable shares accretion         $         31,721
          Expenses offset by contribution
          to equity
             Stockholder salary
             Stockholder loan interest
             Stockholder services
           License fee revenue                                  (405,823)
             Shares issued for services                            140,000
          Changes in net assets and liabilities
             Accounts receivable           $     (1,001,352)      (147,286)
             Inventory                     $         (3,389)        10,499
             Prepaid expenses              $       (305,009)       (29,494)
             Accounts payable              $        102,627        159,098
             Accrued expenses              $          5,366         31,818
             Income taxes payable          $         30,516
Net Cash Used By Operating Activities      $       (873,554)       (89,898)

Cash Flows Used By Investing Activities
    Purchases of property and equipment    $        (40,305)       (76,745)
    Deposits made                          $        (46,432)
Net Cash Used By Investing Activities      $        (86,737)       (76,745)

Cash Flows From Financing Activities
    Sale of common stock                                 154,700
    Collections of stock subscriptions                              20,000
    Advances (net) on bank credit line              986,015
    Proceeds from advances by stockholders                          12,000
    Proceeds from new installment debt     $
    Payments of installment debt           $        (30,173)       (16,776)
Net Cash From Financing Activities         $        955,842        169,924
       Net increase (decrease) in cash     $         (4,449)         3,281
Cash Balance
  - at beginning of year                   $          12,038        33,796
  - at end of September 30, 1999           $           7,589        37,077

                              NORTHPORT INDUSTRIES, INC.
                            NOTE TO FINANCIAL STATEMENTS
                           9 MONTHS END-SEPTEMBER 30, 1999

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

NOTE 2 -CREDIT LINE

The Company secured a new revolving credit line from the CIT Group of New York on July 19, 1999. This line bears interest at prime + 1 3/4%, plus 3/4% for the factoring and allows the Company to factor up to 80% of all customer
account receivable less than 90 days old.   The Company is allowed to borrow
50% on its inventory up to $250,000.00. The CIT Group/Commercial Services is the largest and oldest factoring company in the United States with annual factoring volume exceeding $14 billion.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The Company will be adding two new significant customers within the next 12 months, W.E.T. Automotive Systems, Inc. ("W.E.T.") and Elastomeros Technicos Mundiales S.A. de C.V. ("ETM").

         The Company in the next 12 months expects to grow from $3,366,892 to over $6,000,000 in revenues, based upon estimates given to the Company by its customers, based upon their 1999 needs; no assurance can be given that these results will occur. The cut and sew division will continue to grow over the next twelve months from $1,543,280 to $2,500,000 in revenues; this growth will be primarily additional business from the Even Flo Corporation ("Even Flo"). The Company anticipates that the automotive division will grow from $1,543,280 to $3,000,000 in revenues; this growth will be in electric harnesses for heated seats for cars. W.E.T., a new customer and the largest supplier of heated seats to the automotive industry, with approximately 80% of the North American market, will be the entity the Company will be supplying with electric harnesses. Another new customer is ETM; the Company will be producing both rubber and plastic parts for use by Volkswagen. In addition, the Company will be wrapping gear shift handles and sewing gear shift boots for May & Scofield, for end use by Chrysler and Saturn; and, Regal Plastics for end use by General Motors. Management expects that the remainder of the growth will be from sewing high fashion luggage and bags for the Linda Jones Collection and Martha Elizabeth.

          During the next 12 months, the Company's foreseeable cash requirements will be met by internal cash flow from profits and bank financing. The Company has a loan based on 70% of receivables and 50% of finished goods inventory and currently has no plans to raise additional funds over the next 12 months. The Company has a revolving line of credit with the CIT Group of New York, which it signed in July, 1999. This line bears interest at prime + 1 3/4%, plus 3/4% for the factoring. Pursuant to this line of credit, the bank will advance the Company up to 80% of current accounts receivable less than 90 days old. The Company is allowed to borrow 50% on its inventory up to $250,000.

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

         The Company has the option to purchase the facility in Allende (see
Part I, Item 3) within the next 14 months, or until the end of February 2000; however, there are no plans at this time to purchase this facility. The purchase price under the option is $850,000, with all lease monies paid being credited to the purchase price.

         The Company is investigating the possibility of purchasing its own embroidery equipment at an approximate cost of $25,000.

         The Company also expects its work force to grow by 10% over the next 12 months.

        For further information, see the Company's 10-SB Registration Statement, as amended, which has been previously filed with the Securities and Exchange Commission and is incorporated herein.

Results of Operations.
----------------------

Sales
-----

         Consolidated sales for the 9-month period ended September 30, 1999, increased $883,326 or 31% to $3,679,341 from $2,796,015 for the 9-month period ending September 30, 1998.

         Sales of child transportation and safety products accounted for 90% of the growth. This amounted to $794,993 for the 9-month period ended September 30, 1999. This was all due to greater releases from EvenFlo. The Automotive segment had a 10% growth or $88,326.

Gross Profit
------------

         Gross profit for the 3-month period ended September 30, 1999 was $124,750 or 9.5% as a percentage of consolidated sales as compared to $83,706 or 8% for the period ended September 30, 1999. This is an increase of 1.5% of consolidated sales.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses for the 9-month period ended September 30, 1999, were $393,199 or 10.6% as a percentage of consolidated sales as compared to $400,666 or 14% in the period ended September 30, 1998. The percentage of cost decreased by 3.4% of consolidated sales.

Interest Expense
----------------

         Interest on debt for the 9-month period ended September 30, 1999, was $16,667 compared to $15,677 in the 9-month period ended September 30,1998. The percentage of interest decreased compared to total sales.

Income Tax
----------

         The Company had an income tax provision of $30,516 for the 9-month period ended September 30, 1999, as compared to zero income taxes for the 9-month period ended September 30, 1998. As of December 31, 1998, the Company had accumulated losses for income tax purposes of approximately ($639,464.) These losses are available to reduce taxable income in future years. Only a portion of this loss may be used in 1999.

Net Income
----------

         Northport profit for the 9-month period ended September 30, 1999 was $175,051 or $0.033 per share as compared to $105,272 or $0.020 per share for the 9-month period ended September 30, 1998.

Liquidity.
----------

         At September 30, 1999, the Company had $1,956,272 in current assets, with total current liabilities of $1,601,242. Total stockholder's equity was $1,133,142.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the first quarter of the calendar year covered by this Report or during the two previous calendar years. However, the Company has filed a Definitive Information Statement to authorize the Board of Directors to set the voting powers, designations, preferences, limitations, restrictions and relative rights of any class or series of authorized preferred stock by resolution of the Board of Directors; to adopt ratify and approve prior amendments to the Articles of Incorporation respecting the presently outstanding preferred stock; and to approve the prior issuance of the outstanding classes of preferred stock, retroactively.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               10-SB Registration Statement, as amended, which has been previously filed with the Securities and Exchange Commission and is incorporated herein.

          (b)  Reports on Form 8-K.

               None.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORTHPORT INDUSTRIES, INC.

Date: 11/15/99                           By:/s/Robert L. Michelini
                                             ------------------------
                                             Robert L. Michelini, Director
                                             and President

Date: 11/15/99                           By:/s/Matt Baumgartner
                                             ------------------------
                                             Matt Baumgartner, Director
                                             Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                         NORTHPORT INDUSTRIES, INC.

Date: 11/15/99                           By:/s/Robert L. Michelini
                                             ------------------------
                                             Robert L. Michelini, Director
                                             and President


Date: 11/15/99                           By:/s/Matt Baumgartner
                                             ------------------------
                                             Matt Baumgartner, Director
                                             Secretary


Date: 11/15/99                           By:/s/Len Baker
                                             ---------------------------
                                             Len Baker, Treasurer, Assistant
                                             Secretary

Date: 11/15/99                           By:/s/Fernando Gonzales Garza
                                             ---------------------------
                                             Fernando Gonzales Garza
                                             Director

Date: 11/15/99                           By:/s/Bradley D. Osgood
                                             ---------------------------
                                             Bradley D. Osgood, Director