Form 10QSB/A
period 1999-03-31
NORTHPORT INDUSTRIES INC
filed 1999-12-08
CIK 1081112

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB/A-1

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

     The Company will be adding two new significant customers within the next 12 months, W.E.T. Automotive Systems ("WET") and Elastomeros Technicos Mundiales S.A. de C.V. ("ETM").

     The Company in the next 12 months expects to grow from $3,366,892 to over $6,000,000 in revenues. The cut and sew division will continue to grow over the next twelve months from $1,543,280 to $2,500,000 in revenues; this growth will be primarily additional business from the Even flo, Inc. ("Even Flo"). The Company anticipates that the automotive division will grow from $1,543,280 to $3,000,000 in revenues; this growth will be in electric harnesses for heated seats for cars. WET, a new customer and the largest supplier of heated seats to the automotive industry, with approximately 80% of the North American market, will be the entity the Company will be supplying with electric harnesses. Another new customer is ETM; the Company will be producing both rubber and plastic parts for use by Volkswagen. In addition, the Company will be wrapping gear shift handles and sewing gear shift boots for May & Scofield, for end use by Chrysler and Saturn; and, Regal Plastics for end use by General Motors. Management expects that the remainder of the growth will be from sewing high fashion luggage and bags for the Linda Jones Collection and Martha Elizabeth.

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

     The Company will also be developing, with Even flo, a booster seat for children weighing between 40 to 80 pounds. This product will be developed to meet the new automotive safety requirements for juveniles.

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

Results of Operations.
----------------------

Sales

     Consolidated sales for the 3 month period ended March 31, 1999 increased $289,214 or 22% to $1,279,953 from $990,739 for the 3 month period ending March 31, 1998.

     Sales of child transportation and safety products accounted for 92% of the growth. This amounted to $266,076 for the 3 month period ended March 31, 1999. This was all due to greater releases from Even Flo Corporation. The automotive segment had an 8% growth or $23,137.

Gross Profit

     Gross profit for the 3 month period ended March 31, 1999 was $124,750 or 9.5% as a percentage of consolidated sales as compared to $83,706 or 8% for the year ended March 31, 1998. This is an increased of 1.5% of consolidated sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the 3 month period ended March 31, 1999 were $100,689 or 9% as a percentage of consolidated sales as compared to $121,434 or 12% in the year ended March 31, 1998. The percentage of cost decreased by 3% of consolidated sales.

Interest Expense

     Interest on debt for the 3 month period ended March 31, 1999 was $750 compared to ($800) in the 3 month period ended March 31, 1998.

Income Tax

     The Company had an income tax provision of $41,367 for the 3 month period ended March 31, 1999 as compared to zero income taxes for the 3 month period ended March 31, 1998. As of December 31, 1998, the Company had accumulated losses for income tax purposes of approximately ($639,464). These losses are available to reduce taxable income in future years. Only a portion of this loss may be used in 1999.

Net Income

     The Company's profit for the 3 month period ended March 31, 1999 was $83,383 or $0.015 per share as compared to $83,706 or $0.016 per share for the 3 month period ended March 31, 1998. The earnings for the 3 month period March 31, 1999 had no income tax provision.

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

                                         NORTHPORT INDUSTRIES, INC.

Date: 12/8/99                            By:/s/Robert L. Michelini
                                             ------------------------
                                             Robert L. Michelini, Director
                                             and President

Date: 12/8/99                            By:/s/Matt Baumgartner
                                             ------------------------
                                             Matt Baumgartner, Director
                                             Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                         NORTHPORT INDUSTRIES, INC.

Date: 12/8/99                            By:/s/Robert L. Michelini
                                             ------------------------
                                             Robert L. Michelini, Director
                                             and President


Date: 12/8/99                            By:/s/Matt Baumgartner
                                             ------------------------
                                             Matt Baumgartner, Director
                                             Secretary


Date: 12/8/99                            By:/s/Len Baker
                                             ---------------------------
                                             Len Baker, Treasurer, Assistant
                                             Secretary

Date: 12/8/99                            By:/s/Fernando Gonzales Garza
                                             ---------------------------
                                             Fernando Gonzales Garza
                                             Director

Date: 12/8/99                            By:/s/Bradley D. Osgood
                                             ---------------------------
                                             Bradley D. Osgood, Director