Form 10QSB/A
period 1999-09-30
NORTHPORT INDUSTRIES INC
filed 2000-03-27
CIK 1081112

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB/A

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

                            March 23, 2000

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

          During the next 12 months, the Company's foreseeable cash requirements will be met by bank financing. The Company has a secured revolving credit line from the CIT Group of New York, effective July 19, 1999, with no present expiration date. This line bears interest at prime + 1 3/4 %, plus 3/4% for the factoring and allows the Company to factor up to 85% of all customer account receivable less than 90 days old. The Company is allowed to borrow 50% on its inventory up to $250,000. As of March 23, 2000, receivables which were less than 90 days old amounted to $1,580,256.

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

         The Company has a secured revolving credit line from the CIT Group of New York on July 19, 1999. This line bears interest at prime + 1 3/4 %, plus 3/4% for the factoring and allows the Company to factor up to 85% of all customer account receivable less than 90 days old. Present accounts receivable within 90 days amount to $1,580,256. The Company has not identified any other sources of long term cash or financing and its present long term liquidity is dependent upon this line of credit. Without other liquid sources or funds for operations, the growth of the Company may be severely limited.

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

                                         NORTHPORT INDUSTRIES, INC.

Date: 3/27/2000                          By:/s/Robert L. Michelini
                                             ------------------------
                                             Robert L. Michelini, Director
                                             and President

Date: 3/27/2000                          By:/s/Matt Baumgartner
                                             ------------------------
                                             Matt Baumgartner, Director
                                             Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                         NORTHPORT INDUSTRIES, INC.

Date: 3/27/2000                          By:/s/Robert L. Michelini
                                             ------------------------
                                             Robert L. Michelini, Director
                                             and President


Date: 3/27/2000                          By:/s/Matt Baumgartner
                                             ------------------------
                                             Matt Baumgartner, Director
                                             Secretary

Date: 3/27/2000                          By:/s/Fernando Gonzales Garza
                                             ---------------------------
                                             Fernando Gonzales Garza
                                             Director

Date: 3/27/2000                          By:/s/Bradley D. Osgood
                                             ---------------------------
                                             Bradley D. Osgood, Director